Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES ALL-1
filed 2006-03-30
CIK 1163406

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             ----------------------


      For the fiscal year ended:                     Commission file number:
        December 31, 2005                                    001-16835

                       MERRILL LYNCH DEPOSITOR, INC.
              (ON BEHALF OF PREFERREDPLUS TRUST SERIES ALL-1)
          (Exact name of registrant as specified in its charter)

                 DELAWARE                                 13-3891329
              (State or other                         (I. R. S. Employer
              jurisdiction of                         Identification No.)
              incorporation)




          WORLD FINANCIAL CENTER,                            10080
            NEW YORK, NEW YORK                            (Zip Code)
           (Address of principal
            executive offices)

                             ----------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series ALL-1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PreferredPLUS Trust Series ALL-1, please refer to The Hanover Insurance Group, Inc.'s (Commission file number 001-13754) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and underlying securities guarantor have filed electronically with the SEC.

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

         ITEM 1A.          RISK FACTORS

                           Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer and underlying securities guarantor may file in their Exchange Act reports as referenced in Item 1 above.

                           IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE OR IF ANY CALL WARRANTS ARE EXERCISED, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                           The yield you will realize on your trust certificates depends upon several factors, including:

                           o    the purchase price of the trust certificates,

                           o    when you acquire your trust certificates,

                           o whether the underlying securities guarantor exercises its option to redeem the junior subordinated debentures upon the occurrence of a Special Event, and

                           o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                           Upon the occurrence and continuation of a Special Event (as defined in the prospectus supplement relating to the trust certificates), the underlying securities guarantor will have the right, if certain conditions are met, to redeem the junior subordinate debentures. If the junior subordinated debenture issuer redeems the junior subordinated debentures, the underlying securities held by the trust will also be redeemed. Because the junior subordinated debenture issuer may have the right to redeem the junior subordinated debentures early, we cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                           Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                           Prevailing interest rates at the time of an early redemption or a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                           YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                           Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                           YOU MAY NOT RECOVER THE WHOLE OF THE STATED AMOUNT OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES GUARANTOR CEASES FILING EXCHANGE ACT REPORTS

                           If the underlying securities issuer or the underlying securities guarantor defaults on its obligations under the underlying securities or the underlying securities guarantor ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                           o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate stated amount of the trust certificates, and

                           o in either event, any distribution of funds or underlying securities by the trust to the Class A and Class B trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the stated amount of your trust certificates.

                           THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                           Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or the junior subordinated debentures or that adversely affects the underlying securities issuer or the underlying securities guarantor. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                           o there is a payment default on any underlying securities,

                           o    there is another type of default that
                                accelerates the maturity of the underlying securities, or

                           o the underlying securities guarantor ceases to file Exchange Act reports.

                           Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                           THE TRUST CERTIFICATES ARE SUBJECT TO THE
                           CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR

                           The trust certificates represent interests in obligations of the underlying securities issuer and the underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in both the underlying securities issuer's and the underlying securities guarantor's unsecured subordinated debt obligations. None of the Declaration, guarantee, junior subordinated debentures, underlying indenture or the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer or the underlying securities guarantor.

                           THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE JUNIOR SUBORDINATED DEBENTURES HOLDERS IS LIMITED

                           If a debenture event of default occurs and is continuing, then the holders of the underlying securities would rely on, and in certain circumstances could cause, the trustee of the underlying securities issuer to enforce its rights as a holder of the junior subordinated debentures and the guarantee on behalf of the underlying securities issuer against the underlying securities guarantor. In addition, any registered holder of underlying securities may institute a legal proceeding directly against the underlying securities guarantor to enforce its rights against the underlying securities guarantor without first instituting any legal proceeding against the underlying securities trustee or any other person or entity.

                           THE UNDERLYING SECURITIES GUARANTOR HAS THE ABILITY TO DEFER INTEREST PAYMENTS ON THE JUNIOR SUBORDINATED DEBENTURES

                           The underlying securities guarantor can, on one or more occasions, defer interest payments on the junior subordinated debentures for up to 10 consecutive semiannual interest periods, but not beyond the maturity date of the junior subordinated debentures. If the underlying securities guarantor defers interest payments on the junior subordinated debentures, the underlying securities issuer will defer distributions on the underlying securities. If the underlying securities issuer defers distributions on the underlying securities, the trust will defer distributions on the trust certificates during any deferral period. No additional amounts will accrue on the trust certificates or be owed to trust certificateholders as a result of any delay, but any additional amounts owed and paid by the underlying securities issuer as a result of the delay will be paid to the trust certificateholders.

                           Because the underlying securities guarantor has the right to defer interest payments, the market price of the underlying securities (which represent an undivided beneficial interest in the junior subordinated debentures) may be more volatile than other similar securities where the issuer does not have the right to defer interest payments.

                           IF THE UNDERLYING SECURITIES GUARANTOR EXERCISES ITS OPTION TO DEFER INTEREST PAYMENTS ON THE JUNIOR SUBORDINATED DEBENTURES, THE TRUST CERTIFICATEHOLDERS MAY FACE ADVERSE TAX CONSEQUENCES

                           Should the underlying securities guarantor exercise its right to defer any payment of interest on the junior subordinated debentures, each trust certificateholder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for United States federal income tax purposes. As a result, a trust certificateholder, as a beneficial owner of a portion of the underlying securities, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust certificateholder would not receive cash from the underlying securities issuer related to this income if the trust certificateholder disposes of the trust certificates prior to the record date on which distributions of these amounts are made. To the extent the selling price is less than the trust certificateholder's adjusted tax basis (which will include, in the form of original issue discount all accrued but unpaid interest), the trust certificateholder will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                           THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                           In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities guarantor. According to the underlying securities prospectus, the junior subordinated debentures are general unsecured obligations of the underlying securities guarantor, and will be subordinate and junior in right of payment to all Senior Indebtedness to the extent provided in the underlying indenture.

                           THE UNDERLYING SECURITIES GUARANTOR'S OBLIGATIONS UNDER THE JUNIOR SUBORDINATED DEBENTURES AND THE GUARANTEE IS SUBORDINATED

                           The obligations of the underlying securities guarantor under the junior subordinated debentures, the indenture and the guarantee will be:

                           o unsecured and rank subordinate and junior in right of payment to all existing and future senior indebtedness of the underlying securities guarantor. This means that the underlying securities guarantor can not make any payments of principal (including redemption payments) or interest on the junior subordinated debentures if it defaults on a payment on its Senior Indebtedness or the maturity of any of its Senior Indebtedness has been accelerated because of a default;

                           o senior to common and preferred equity of the underlying securities guarantor; and

                           o structurally subordinated to all existing and future liabilities and obligations of the underlying securities guarantor's subsidiaries.

                           The terms of the underlying securities, the junior subordinated debentures and the guarantee place no limitation on the amount of Senior Indebtedness that the underlying securities guarantor may incur or on the amount of liabilities and obligations of the underlying securities guarantor's subsidiaries.

                           THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE UNDERLYING SECURITIES GUARANTOR FOR
                           PAYMENT IS LIMITED

                           The guarantee of the underlying securities guarantor is subject to the provisions of the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The trustee of the junior subordinated debentures, in addition to acting as indenture trustee under the Indenture, will act as guarantee trustee under the guarantee for the purposes of compliance with the provisions of the Trust Indenture Act (the "Guarantee Trustee"). The Guarantee Trustee will hold the guarantee for the benefit of the underlying securities holders.

                           Pursuant to the guarantee, the underlying securities guarantor has guaranteed to the underlying securities holders the payment of:

                           o any accumulated and unpaid distributions required to be paid on the underlying securities, to the extent the underlying securities issuer has funds available for payment;

                           o    the applicable redemption price of the
                                underlying securities called for redemption, to the extent the underlying securities issuer has funds available for redemption; and

                           o upon a voluntary or involuntary termination or liquidation of the underlying securities issuer (unless the junior subordinated debentures are distributed to holders of the underlying securities), the lesser of:

                                o the aggregate of the liquidation amount and all accrued and unpaid distributions on the underlying securities to the date of the payment, to the extent the underlying securities issuer has funds available for payment, and

                                o the amount of the underlying securities issuer's assets remaining available for distribution to underlying securities holders upon the underlying securities issuer's liquidation.

                           The underlying securities guarantor's obligation to make payments under the Guarantee may be satisfied by direct payment of the required amounts by the underlying securities guarantor to the holders of the underlying securities or by causing the underlying securities issuer to pay such amounts to such holders.

                           THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                           At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                           Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

                           THE JUNIOR SUBORDINATED DEBENTURES CAN BE
                           DISTRIBUTED IN LIQUIDATION OF THE UNDERLYING
                           SECURITIES ISSUER

                           At any time, the underlying securities guarantor will have the right to terminate the underlying securities issuer and cause the junior subordinated debentures to be distributed to the underlying securities holders. Such right is subject to the underlying securities guarantor having received an opinion of counsel to the effect that such distribution will not be taxable event to holders of the underlying securities. In addition, upon certain other events, the underlying securities issuer may be liquidated and the junior subordinated debentures and the guarantee may be distributed to those holders.

                           Under current United States federal income tax law and interpretations thereof and assuming, as expected, that the underlying securities issuer is treated as a grantor trust for United States federal income tax purposes, the underlying securities issuer's distribution of the junior subordinated debentures and the guarantee pursuant to a liquidation of the underlying securities issuer will not be a taxable event to the underlying securities issuer or to beneficial owners of any underlying securities, including the trust certificateholders. If, however, the liquidation of the underlying securities issuer were to occur because the underlying securities issuer is subject to United States federal income tax with respect to income accrued or received on the junior subordinated debentures as a result of the occurrence of a tax event or otherwise, the distribution of junior subordinated debentures and the guarantee to holders of the underlying securities could be a taxable event to the underlying securities issuer and the trust certificateholders, and a trust certificateholder may be required to recognize gain or loss on the distribution.

         ITEM 1B.          UNRESOLVED STAFF COMMENTS

                           Not Applicable.

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

         ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable.

                           (a)(2) Financial Statement Schedules: Not Applicable.

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                           31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to
                                   Section 302 of the Sarbanes-Oxley Act of
                                   2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                           99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                           99.2. Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 24, 2006, Registrant's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                           99.3 Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                            MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                        By: /s/ Stephan Kuppenheimer
                                                -------------------------------
                                                Name:  Stephan Kuppenheimer
                                                Title: President